Form 10-Q
period 2026-06-30
GalaxyEdge Acquisition Corp
filed 2026-08-14
CIK 2091484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, par value $0.0001, and one right entitling the holder to receive 1/4 of one ordinary share	GLED U	The New York Stock Exchange
Ordinary Shares, par value $0.0001 per share	GLED	The New York Stock Exchange
Rights to receive one-fourth (1/4) of one ordinary share	GLED RT	The New York Stock Exchange

As of August 14, 2026, 15,982,500 Ordinary Shares, including Ordinary Shares underlying the units, par value $0.0001 per share, were issued and outstanding.

GalaxyEdge Acquisition Corporation

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

GALAXYEDGE ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current Assets
Cash	$312,210	$25,000
Advance – related party	5,000	-
Prepaid expenses	160,625	-
Deferred expenses	424,307	-
Total Current Assets	902,142	25,000

Cash held in Trust Account	116,305,284	-
Deferred offering costs	-	111,936
Total Assets	$117,207,426	$136,936

Liabilities and Shareholder’s (Deficit) Equity
Current Liabilities
Due to related party	$-	$15,000
Accounts payable and accrued expenses	341,837	142,342
Total Current Liabilities	341,837	157,342

Commitments and Contingencies – see Note 6
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 11,500,000 shares subject to possible redemption	116,305,284	-

Shareholder’s Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,482,500 and 4,025,000 non-redeemable shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	448	402
Additional paid-in capital	-	24,598
Accumulated earnings (deficit)	559,857	(45,406)
Total Shareholder’s Equity (deficit)	560,305	(20,406)
Total Liabilities and Shareholder’s Equity (Deficit)	$117,207,426	$136,936

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALAXYEDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating costs	$380,345	$487,670
Business combination expenses	59,209	75,693
Loss from operations	(439,554)	(563,363)

Other income:
Interest earned on investments held in Trust Account	1,024,464	1,305,284
Net Income	$584,910	$741,921

Weighted average shares outstanding, ordinary shares subject to possible redemption - basic and diluted	11,500,000	7,439,227
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.04	$0.06
Weighted average shares outstanding, non-redeemable ordinary shares - basic and diluted	4,482,500	4,321,809
Basic and diluted net income per share, non-redeemable ordinary shares	$0.04	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALAXYEDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

			Additional	Accumulated	Total Shareholder’s
	Ordinary Shares		Paid-in	(Deficit)	(Deficit)
	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2025	4,025,000	$402	$24,598	$(45,406)	$(20,406)
Issuance of Private Placement Units (including over-allotment)	227,500	23	2,274,977	-	2,275,000
Issuance of Representative Shares (including over-allotment)	230,000	23	357,857	-	357,880
Reversal of over-allotment option liability	-	-	132,324	-	132,324
Issuance of Public right net of issuance costs	-	-	4,195,018	-	4,195,018
Accretion of carrying value of ordinary shares subject to possible redemption to redemption value	-	-	(5,816,148)	-	(5,816,148)
Remeasurement of carrying value to redemption value (trust interest)	-	-	(280,820)	-	(280,820)
Net Income	-	-	-	157,011	157,011
Balance – March 31, 2026 (Unaudited)	4,482,500	$448	$887,806	$111,605	$999,859
Remeasurement of carrying value to redemption value (trust interest)			(887,806)	(136,658)	(1,024,464)
Net Income	-	-		584,910	584,910
Balance – June 30, 2026 (Unaudited)	4,482,500	$448	$-	$559,857	$560,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

GALAXYEDGE ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2026
Cash Flows from Operating Activities:
Net Income	$741,921
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,305,284)
Changes in operating assets and liabilities:
Prepaid expenses	(160,625)
Deferred expenses	(424,307)
Advance - related party	(5,000)
Due to related party	(15,000)
Accounts payable and accrued expenses	199,495
Net cash used in operating activities	(968,800)

Cash Flows from Investing Activities:
Purchase of investments held in Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from initial public offering and over-allotment	115,000,000
Proceeds from private placement units	2,275,000
Payment of offering costs and other financing cash flows	(1,018,990)
Net cash provided by financing activities	116,256,010

Net change in cash	287,210
Cash, beginning of period	25,000
Cash, end of period	$312,210

Supplemental disclosure of noncash investing and financing activities:
Non-cash settlement of related-party promissory note through private placement offset	$700,000
Accretion of ordinary shares subject to possible redemption to initial redemption value	$5,816,148
Interest reinvested in Trust Account	$1,305,284
Non-cash issuance of representative shares to underwriter	$357,880

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from inception through June 30, 2026 related to the Company’s formation, the IPO, and activities necessary to identify and consummate a Business Combination. The Company will not generate operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and investments held in the Trust Account. On May 1, 2026, the Company entered into an Agreement and Plan of Merger with Rongcheng Group Limited and related parties in connection with its proposed initial Business Combination.

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

Upon the closing of the IPO on March 5, 2026, $100,000,000 was deposited into a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company as trustee (the “Trust Account”). Upon the closing of the over-allotment option on March 12, 2026, an additional $15,000,000 was deposited into the Trust Account, resulting in an aggregate of $115,000,000 deposited into the Trust Account. The funds held in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and investing solely in U.S. government treasury obligations. As of June 30, 2026, cash and investments held in the Trust Account were $116,305,284, which included interest income earned on investments held in the Trust Account. The funds held in the Trust Account will be released only upon the earlier of: (i) the consummation of a Business Combination, or (ii) the Company’s failure to complete a Business Combination within the applicable period of time.

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

Going Concern Consideration

As of June 30, 2026, the Company had $312,210 of cash and cash equivalents and $116,305,284 of cash and investments held in the Trust Account. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until June 5, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, as set forth by the Financial Accounting Standards Board (“FASB”), and pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. They should be read in conjunction with the Company’s audited financial statements for the period from September 25, 2025 (inception) through December 31, 2025, as included in the Company’s registration statement and related filings with the SEC. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $312,210 and $25,000 in cash and cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, the Company had $116,305,284 and $0, respectively, in investments held in the Trust Account comprised of money market funds that invest in U.S. government securities.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	June 30, 2026	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in Trust Account	$116,305,284	$116,305,284	-	-

	December 31, 2025	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Cash held in Trust Account	$-	$-	-	-

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A. As of June 30, 2026, deferred offering costs had been fully charged against the proceeds of the IPO and related equity instruments, and no deferred offering costs remained on the condensed balance sheet.

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

As of June 30, 2026, the Company had 11,500,000 ordinary shares subject to possible redemption, which were presented at redemption value as temporary equity, outside of the shareholders’ equity section of the condensed balance sheet.

The ordinary shares subject to possible redemption were as follows:

Gross proceeds from IPO	$115,000,000
Less:
Proceeds allocated to Public Rights, net of cost	(4,195,018)
Public shares issuance costs allocated	(1,561,148)
Offering costs allocated to permanent equity	(59,982)
Plus:
Accretion of carrying value of redemption value	5,816,148
Subsequent remeasurement (Trust account interest)	280,820
Ordinary shares subject to possible redemption, March 31, 2026	$115,280,820
Plus:
Subsequent remeasurement (Trust account interest)	1,024,464
Ordinary shares subject to possible redemption, June 30, 2026	$116,305,284

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

On March 10, 2026, the underwriters exercised the over-allotment option in full to purchase 1,500,000 additional units at $10.00 per unit and closed on March 12, 2026. As a result of the full exercise of the over-allotment option, the over-allotment option liability was reversed during the six months ended June 30, 2026. As of June 30, 2026, no over-allotment option liability remained outstanding.

Income Taxes

The Company accounts for income taxes under ASC 740. Based on the Company’s evaluation, there are no significant uncertain tax positions requiring recognition in the financial statements. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. There is currently no taxation imposed on income by the Government of the Cayman Islands; consequently, income taxes are not reflected in the Company’s financial statement.

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

On March 10, 2026, the underwriters exercised their over-allotment option in full. As a result, no founder shares are subject to forfeiture, and the Sponsor held 4,025,000 founder shares as of June 30, 2026.

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

Advance — Related Party

Prior to the closing of the IPO, the Company provided $129,000 to the Sponsor for the purchase of a two-year Directors and Officers Liability policy with a total premium of approximately $110,000 and a vendor retainer payment of $19,000. During the six months ended June 30, 2026, the Sponsor repaid the $110,000 advance in full. Separately, as of June 30, 2026, the Company had prepaid $5,000 of administrative service fees to the Sponsor, which will be applied against July 2026 administrative service fees.

Promissory Note — Related Party

On January 9, 2026, the Sponsor agreed to loan the Company up to $700,000 to be used for transaction costs incurred in connection with the IPO. The note was unsecured, non-interest bearing and due upon the closing of the IPO. The outstanding balance was settled upon the closing of the IPO on March 5, 2026 through a non-cash offset against the private placement proceeds received by the Sponsor, and accordingly no cash was transferred for the repayment. This non-cash settlement is disclosed as a supplemental non-cash financing activity in the accompanying statement of cash flows. As of June 30, 2026 and December 31, 2025, no amount was outstanding under the promissory note.

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

As of June 30, 2026 and December 31, 2025, the Company had no borrowings under the Working Capital Loans.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on March 3, 2026, commencing on February 26, 2026, the effective date of the registration statement for the IPO, through the earlier of the consummation of the Company’s initial Business Combination or the Company’s liquidation. Pursuant to the agreement, the Company agreed to pay the Sponsor $15,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $60,000 of administrative services fees, respectively, of which $0 remained accrued as of June 30, 2026. For the fiscal year ended December 31, 2025, the Company did not incur any administrative service fees and no balance remained accrued as of December 31, 2025.

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

Finder’s Agreement

On March 7, 2026, the Company entered into a finder’s agreement with Wealthwise Solutions LTD. Pursuant to the agreement, the Company agreed to pay a one-time, non-refundable retainer fee of $300,000 upon execution of the agreement. The Company also agreed to pay a success fee of $1,500,000 upon the closing of a transaction, as defined in the agreement. The retainer is amortized on a straight-line basis over the expected service period through the end of the Combination Period. For the three and six months ended June 30, 2026, the Company recorded $59,209 and $75,693, respectively, as business combination expenses, with $224,307 remaining as deferred expenses as of June 30, 2026. The success fee has not been accrued because it is contingent upon the closing of a transaction.

DeSPAC Legal Engagement

On March 16, 2026, the Company engaged Celine & Partners, PLLC to provide legal services in connection with its proposed initial Business Combination with Rongcheng Group Limited (see Note 1), including due diligence, drafting of the Business Combination Agreement (the “BCA”) and the related registration statement on Form F-4, and responding to SEC comments thereon. Fees are payable in four milestone installments of $100,000 each, triggered upon execution of the engagement letter, execution of the BCA, filing of the Form F-4, and receipt of and response to related SEC comments. As of June 30, 2026, the first two milestones had been triggered, and $200,000 was recorded as deferred expenses.

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

Note 7 — Shareholder’s Equity (Deficit)

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

In connection with the IPO and full exercise of the underwriters’ over-allotment option, the Company issued 227,500 private placement shares as part of the private placement units and 230,000 representative shares to the underwriters. As of June 30, 2026, the Company had 4,482,500 non-redeemable ordinary shares issued and outstanding, excluding 11,500,000 ordinary shares subject to possible redemption. As of December 31, 2025, the Company had 4,025,000 ordinary shares issued and outstanding.

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

As of June 30, 2026, there were 11,727,500 rights outstanding, consisting of 11,500,000 public rights and 227,500 private rights. As of December 31, 2025, there were no rights outstanding.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
Formation and operating costs	$380,345	$487,670

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date when these financial statements were issued. Based on this review, the Company did not identify any subsequent events requiring adjustment or disclosure in the accompanying financial statements.

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

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1, as amended, and the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 1, 2026, we entered into an Agreement and Plan of Merger with Rongcheng Group Limited and related parties in connection with our proposed initial Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 25, 2025 (inception) through June 30, 2026, were organizational activities and those necessary to consummate the IPO, and subsequent to the IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the IPO. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2026, we had net income of $584,910. Net income consisted of interest earned on investments held in the Trust Account of $1,024,464, partially offset by formation and operating costs of $380,345 and business combination expenses of $59,209.

For the six months ended June 30, 2026, we had net income of $741,921. Net income consisted primarily of interest earned on investments held in the Trust Account of $1,305,284, partially offset by formation and operating costs of $487,670 and business combination expenses of $75,693.

Liquidity and Capital Resources

On March 5, 2026, the Company consummated its IPO of 10,000,000 units (the “Public Units”) at a price of $10.00 per unit, generating gross proceeds of $100,000,000. Simultaneously with the closing of the IPO, the Company consummated the private placement of 220,000 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $2,200,000.

On March 10, 2026, the underwriters exercised their over-allotment option in full, resulting in the issuance of an additional 1,500,000 units at a price of $10.00 per unit, generating additional gross proceeds of $15,000,000. The over-allotment option closed on March 12, 2026. Simultaneously with the closing of the over-allotment option, the Company consummated the private placement of an additional 7,500 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating additional gross proceeds of $75,000.

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

As of June 30, 2026, we had cash and cash equivalents of $312,210 and working capital of $560,305. In addition, as of June 30, 2026, we had $116,305,284 of cash and investments held in the Trust Account.

Net cash used in operating activities for the six months ended June 30, 2026 was ($968,800). Net cash used in investing activities was ($115,000,000) and related to the purchase of investments held in the Trust Account. Net cash provided by financing activities was $116,256,010 and consisted primarily of proceeds from the IPO and private placements, partially offset by offering costs.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until June 5, 2027 (unless the Company extends such period by amending its Amended and Restated Memorandum and Articles of Association) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On January 9, 2026, the Sponsor agreed to loan the Company up to an aggregate amount of $700,000 to be used, in part, for transaction costs incurred in connection with the IPO (the “Promissory Note”). The Promissory Note is unsecured, interest-free and due upon the closing of the IPO. The outstanding balance was settled upon the closing of the IPO on March 5, 2026 through a non-cash offset against the private placement proceeds received from the Sponsor. Accordingly, no cash was transferred in settlement of the Promissory Note. As of June 30, 2026 and December 31, 2025, no amount was outstanding under the Promissory Note.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the Sponsor on March 3, 2026, commencing on the effective date of the registration statement of the initial public offering through the earlier of the consummation of a business combination or the Company’s liquidation, to pay the Sponsor a total of $15,000 per month for office space and administrative and support services. For the three and six months ended June 30, 2026, the Company incurred $45,000 and $60,000 of administrative services fees, respectively, of which $0 remained accrued as of June 30, 2026.

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

DeSPAC Legal Engagement

On March 16, 2026, we engaged Celine & Partners, PLLC to provide legal services in connection with our proposed initial Business Combination with Rongcheng Group Limited, including due diligence, drafting of the Business Combination Agreement and the related registration statement on Form F-4, and responding to SEC comments thereon. Fees are payable in four milestone installments of $100,000 each, triggered upon execution of the engagement letter, execution of the Business Combination Agreement, filing of the Form F-4, and receipt of and response to related SEC comments. As of June 30, 2026, the first two milestones had been triggered, and $200,000 was recorded as deferred expenses.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. Except for the Administrative Services Agreement, the Finder’s Agreement, the Celine & Partners DeSPAC Legal Engagement, the Underwriting Agreement and the other arrangements disclosed elsewhere in this Report, we did not have any material contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer, Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation with the participation of management of the effectiveness of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures were ineffective. The Company lacks adequate control to ensure that it has identified and timely disclosed all agreements that require disclosure for commitment and contingencies in its financial statements.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2026

GalaxyEdge Acquisition Corporation

By:	/s/ Ping Zhang
Name:	Ping Zhang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial and Accounting Officer)